Form 10-K
ACCRED HOME LNDRS INC AC MOR LN TR 2002-1 AS BK NT SE 2002-1
filed 2003-03-28
CIK 1178809

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-07219-03


        Accredited Mortgage Loan Trust
        Asset-Backed Certificates
        Series 2002-1 Trust

       (Exact name of registrant as specified in its charter)



   New York                                       N/A
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                 PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trusts created under the Pooling and Servicing Agreement (the Trusts), the Trustee, the Servicer or the registrant with respect to the Trusts other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                               PART II


  Item 5.  Market for registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2002, the number of holders of record for each class of Certificate were as follows:


             Class A-1                         1
             Class A-2                         4
             Class Trust Cert                  1

             Total:                            6


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


                               PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Controls and Procedures.

            Not applicable.


                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) Accredited Home Lenders Inc., as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Accredited Home Lenders Inc., as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Accredited Home Lenders Inc., as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


   (b) On November 12, 2002, December 10, 2002, and January 07, 2003 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed Herewith.




                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Accredited Mortgage Loan Trust
    Asset-Backed Certificates
    Series 2002-1 Trust
    (Registrant)


  Signed:  Accredited Home Lenders, Inc. as Depositor

  By:  Ray W. McKewon as Executive Vice President

  By: /s/  Ray W. McKewon

  Dated: March 12, 2003

  Sarbanes-Oxley Certification


I, Ray W. McKewon, certify that:


1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Accredited Mortgage Loan Trust Asset-Backed Certificates Series 2002-1 Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Wells Fargo Bank Minnesota, National Association, as Trustee.


      Date: March 12, 2003


      /s/ Ray W. McKewon
      Signature


      Executive Vice President
      Title





  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.



  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Ex-99.1 (a)

Deloitte & Touche LLP
695 Town Center Drive
Suite 1200
Costa Mesa, California 92626-7188

Tel: (714) 436-7100
Fax: (714) 436-7200
www.deloitte.com

Deloitte
& Touche (logo)


INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors of
Accredited Home Lenders, Inc.:

We have examined management's assertion about Accredited Home Lenders, Inc.'s compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for Accredited Home Lenders, Inc.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Accredited Home Lenders, Inc.'s compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Accredited Home Lenders Inc.'s compliance with the minimum servicing standards.

Prior to November 1, 2000, Accredited Home Lenders, Inc. used a subservicer to perform substantially all of its servicing functions. Beginning November 1, 2000, Accredited Home Lenders, Inc. began performing the servicing functions with respect to loans it originated or acquired after that date. This report relates only to those loans for which the Company is performing the servicing function.

In our opinion, management's assertion that Accredited Home Lenders, Inc. complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

February 19, 2003

Deloitte
Touche
Tohmatsu (logo)

  Ex-99.2 (a)

ACCREDITED
HOME LENDERS (logo)

15030 Avenue of Science Ste 100
San Diego, California 92128
Telephone (858) 676-2100 * (800) 690-6000
Fax (858) 676-2170

February 19, 2003

As of and for the year ended December 31, 2002, Accredited Home Lenders, Inc. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Banks Association of America's Uniform Single Attestation Program for Mortgage Bankers, as set forth in the attached exhibit. As of and for this same period, Accredited Home Lenders, Inc. had in effect fidelity bond coverage in the amount of $10.0 million and errors and omissions policy in the amount of $1.5 million

/s/ James A. Konrath
James A. Konrath
Chief Executive Officer

/s/ Jeff Crawford
Jeff Crawford
Director of Operations

/s/ John Buchanan,
John Buchanan
Chief Financial Officer

/s/ Pam Duffy
Pam Duffy
Controller



EXHIBIT

MINIMUM SERVICING STANDARDS

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
* Be mathematically accurate;
* Be prepared within forty-five (45) calendar days after the cutoff date;
* Be reviewed and approved by someone other than the person who prepared the reconciliation; and
* Document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS


1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintaining during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans included, for example, phone calls, letters and mortgage payments rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.


  Ex-99.3 (a)

ACCREDITED MORTGAGE LOAN TRUST 2002-1

OFFICER'S CERTIFICATE
(Section 5.09 of the Sale and Servicing Agreement)


Pursuant to Section 5.09 of the Sale and Servicing Agreement dated as of July 1, 2002 (the "Agreement"), among Accredited Home Lenders, Inc., as Sponsor and Master Servicer (the "Master Servicer"), Accredited Mortgage Loan Trust 2002-1, as Issuer, Countrywide Home Loans Servicing LP, as Backup Servicer, and Wells Fargo Bank Minnesota, N.A., fka Norwest Bank Minnesota, National Association, as Indenture Trustee (the "Indenture Trustee"), James A. Konrath, Chairman of the Board of the Master Servicer, and Jeffrey W. Crawford, Assistant Secretary of the Master Servicer, hereby state as follows (initially capitalized terms used herein and not otherwise defined have the same meanings as under the Agreement):

1. They are the duly elected, qualified and acting Chairman of the Board and Assistant Secretary, respectively, of the Master Servicer.

2 A review of the activities of the Master Servicer during the preceding calendar year of its performance under the Agreement has been made under their supervision.

3. To the best of their knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement throughout such year.

EXECUTED as of the 24th day of March 2003.

/s/ James A. Konrath
James A. Konrath
Chairman of the Board

/s/ Jeffrey W. Crawford
Jeffrey W. Crawford
Assistant Secretary

  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class         Interest          Principal               Losses            Ending Balance
   A-1          1,389,994.98         2,755,525.93                0.00             65,948,474.07
   A-2          1,200,034.45         7,357,700.04                0.00            131,336,299.95
   AMBAC          187,113.37                 0.00                0.00                      0.00
   OC                   0.00                 0.00                0.00              4,229,580.70
   Trust Cert           0.00                 0.00                0.00                      0.00